Form 10-K
period 1995-03-31
PRESSURE PIPING COMPONENTS INC
filed 1995-08-29
CIK 747675

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended May 31, 1995    Commission file number 0-12574

                        PRESSURE PIPING COMPONENTS, INC.

       A DELAWARE CORPORATION            I.R.S. EMPLOYER IDENTIFICATION
                                                 NO. 11-2684265


                 3333 NEW HYDE PARK ROAD, NORTH HILLS, NY 11042
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 365-4466

                              -------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       -----     -----

    On August 5, 1995, 4,100,456 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,525,559 were held by persons who may be deemed to be affiliates. The 2,574,897 shares held by non affiliates had an aggregate market value (based on the average market bid and ask price of these shares on the Over-the-Counter Market of $.46 a share) of $1,184,000.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
 ITEM 1. BUSINESS

  (a) General Development of Business

    PRESSURE PIPING COMPONENTS, INC. ("PPC", "Company") was originally incorporated under Delaware law in October 1980 as "HSI-Sub, Inc.", a wholly-owned and inactive subsidiary of Hi-Shear Industries Inc., a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange ("Hi-Shear"). In March 1984, the Company was activated to hold all of the outstanding shares of Midwood Industries, Inc. ("Midwood") and Tube-Line Corporation ("Tube-Line"), the wholly-owned subsidiaries of Hi-Shear which for 20 years had comprised the Pressure Piping Components Division of Hi-Shear and its predecessor. In March 1984, Midwood and Tube-Line were merged with and into the Company and thereupon became the wholly-owned subsidiary of Hi-Shear engaged in the pressure piping components business. Effective May 29, 1984, Hi-Shear distributed to its stockholders all of the outstanding shares of PPC. At the time of the distribution the Company's business consisted of the manufacture and distribution of stainless steel fittings and flanges, the importation and distribution of foreign carbon steel fittings and flanges and the manufacture and distribution of domestic carbon steel fittings and flanges.

    Subsequent to the distribution, the pressure piping components business as a whole did not demonstrate any significant economic improvement. Management therefore decided to reduce the size of the business and create greater liquidity with a view to possibly utilizing the cash generated to invest in its remaining operations. After taking initial steps to reorganize the business by selling the stainless steel division in December 1984 and liquidating the foreign import operation in April 1985, management reevaluated its remaining carbon steel business. In light of the fact that profit margins in the industry continued to show no signs of improvement a decision was made that, in the best interests of preserving the capital left in the Company, substantially all of the assets of the domestic carbon steel business should be sold. On August 7, 1985, the assets of the domestic carbon steel business were sold and the Company ceased operations.

  (b) Financial Information About Industry Segments and Classes of Products or Services

    With the sale of its last remaining manufacturing operation on August 7, 1985, the Company no longer conducts an operating business.

  (c) Narrative Description of Business

    With the sale of its last remaining operating assets in August 1985, the Company has reviewed and continues to review and evaluate acquisition opportunities.

EMPLOYEES

    The Company currently has no full time employees.

ITEM 2. PROPERTIES

    The Company's headquarters are located at 3333 New Hyde Park Road, North Hills, New York in space shared with Hi-Shear Industries Inc. (HSI). HSI is charging the Company a fee for providing administrative services.

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since June 20, 1984, the date on which the Company's shares of Common stock were first released from escrow and distributed to the HSI stockholders, the Company's Common Stock has been traded in the over-the-counter market. The following table sets forth the range of the bid and asked prices for the Company's Common Stock during the periods indicated, as reported by the National Association of Securities Dealers Automated Quotation System:

                                                                          BID            ASKED
                                                                      ----------------------------
                                                                      HIGH    LOW     HIGH    LOW
                                                                      ----    ----    ----    ----
Fiscal 1995
  First Quarter....................................................   $.38    $.38    $.56    $.56
  Second Quarter...................................................    .38     .38     .56     .56
  Third Quarter....................................................    .38     .38     .56     .56
  Fourth Quarter...................................................    .38     .38     .56     .56

Fiscal 1994
  First Quarter....................................................   $.38    $.38    $.63    $.63
  Second Quarter...................................................    .50     .50     .63     .63
  Third Quarter....................................................    .44     .44     .56     .56
  Fourth Quarter...................................................    .39     .39     .50     .50

    The Company has no present intention to pay dividends on its common stock and does not anticipate a change in the policy in the foreseeable future.

    As of August 23, 1995, there were approximately 1,400 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial information of the Company for the five years ended May 31, 1995. This information should be read in conjunction with the Financial Statements and notes thereto, and the business background information provided under Item I.

                                                                   YEAR ENDED MAY 31,
                                                     ----------------------------------------------
                                                      1995      1994      1993      1992      1991
                                                     ------    ------    ------    ------    ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Investment Income.................................   $  107    $   65    $  100    $  122    $  180
Income (Loss) Before Extraordinary Item...........   $  118    $ (141)   $   44    $   45    $  (40)
Net Income (Loss).................................   $  118    $ (141)   $   44    $   55    $  (40)
Average Common Shares Outstanding.................    4,100     4,100     4,188     4,400     4,537
Income (Loss) Before Extraordinary Item Per Common
Share.............................................   $  .03    $ (.03)   $  .01    $  .01    $ (.01)
Net Income (Loss) Per Common Share................   $  .03    $ (.03)   $  .01    $  .01    $ (.01)
Total Assets......................................   $2,614    $2,584    $2,641    $2,658    $2,700

    Earnings per share are computed based on the weighted average number of common shares outstanding (excluding Treasury stock) during the periods.

    The Company has not paid a cash dividend since becoming a publicly-held company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    With the sale of its last remaining operating assets on August 7, 1985, the Company effectively ceased its operations. Since that time the Company has invested the funds generated from the sale of its former businesses primarily in U.S. Treasury Bills, U.S. government-backed municipal obligations and bank time deposits while it has explored several alternatives relating to the future of the Company including the acquisition of several businesses.

    In that regard the Company entered into negotiations during fiscal 1994 to purchase certain assets and the business of a company that was in bankruptcy reorganization. Such negotiations subsequently proved unsuccessful and the Company recognized incurred and estimated costs totaling $150,000 in 1994 in conjunction with this unsuccessful attempt. Actual costs of the unsuccessful negotiations were $90,000 resulting in a credit to income of $60,000 in 1995 to reflect the actual costs.

    While it remains the Company's intention to continue to explore investment opportunities, the current credit environment, as well as our own limited resources, has made this task a difficult one. At May 31, 1995, the Company had $2,604,000 of cash, cash equivalents -primarily bank time deposits. It is the intention of the Company to utilize these funds as well as obtainable debt instruments in financing a suitable acquisition.

    Investment income has increased in the current year due to an increase in interest rates after two years of declining rates. Investment income declined in 1994 due to an overall decline in interest rates and levels of cash invested.

    The Company has adequate working capital and investment income to fund general and administrative expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PRESSURE PIPING COMPONENTS, INC.
                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants......................................     4
Financial Statements--
  Balance Sheets.......................................................     5
  Statements of Operations.............................................     6
  Statements of Stockholders' Equity...................................     7
  Statements of Cash Flows.............................................     8
  Notes to Financial Statements........................................     9

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of
Pressure Piping Components, Inc.
North Hills, NY 11042

    We have audited the financial statements of Pressure Piping Components, Inc., as of May 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pressure Piping Components, Inc. as of May 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles.

    As discussed in the Summary of Significant Accounting Policies Note to Financial Statements, the Company changed its method of accounting for income taxes effective June 1, 1993.

                                          COOPERS & LYBRAND L.L.P.

Melville, New York
July 26, 1995

                        PRESSURE PIPING COMPONENTS, INC.
                                 BALANCE SHEETS

                                                                                 MAY 31,
                                                                            ------------------
                                                                             1995       1994
                                                                            -------    -------
                                                                              (IN THOUSANDS)
    ASSETS
Current Assets:
  Cash and Cash Equivalents..............................................   $ 2,604    $ 2,583
  Other..................................................................         9      --
                                                                            -------    -------
        Total Current Assets.............................................     2,613      2,583
Other Assets.............................................................         1          1
                                                                            -------    -------
        Total Assets.....................................................   $ 2,614    $ 2,584
                                                                            -------    -------
                                                                            -------    -------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accrued Expenses.......................................................   $    22    $   110
                                                                            -------    -------
        Total Current Liabilities........................................        22        110
                                                                            -------    -------
Stockholders' Equity:
  Preferred Stock $1.00 Par Value:
    Authorized--500,000 Shares; Issued--None.............................     --         --
  Common Stock $.10 Par Value:
    Authorized 10,000,000 Shares; Issued 4,614,539 Shares................       461        461
  Paid-In Capital........................................................    11,803     11,803
  Accumulated Deficit....................................................    (9,489)    (9,607)
                                                                            -------    -------
                                                                              2,775      2,657
  Less: Treasury Stock--at cost (514,083 Shares).........................       183        183
                                                                            -------    -------
        Total Stockholders' Equity.......................................     2,592      2,474
                                                                            -------    -------
        Total Liabilities and Stockholder's Equity.......................   $ 2,614    $ 2,584
                                                                            -------    -------
                                                                            -------    -------

                       See Notes to Financial Statements

                        PRESSURE PIPING COMPONENTS, INC.
                            STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED MAY 31,
                                                                     --------------------------
                                                                      1995      1994      1993
                                                                     ------    ------    ------
                                                                     (IN THOUSANDS, EXCEPT PER
                                                                            SHARE DATA)
Investment Income.................................................   $  107    $   65    $  100
Operating Expenses (Income)
  General and Administrative Expenses.............................       48        55        55
  Acquisition Costs (Note 4)......................................      (60)      150      --
                                                                     ------    ------    ------
                                                                        (12)      205        55
                                                                     ------    ------    ------
      Income (Loss) Before Income Tax Provision...................      119      (140)       45
Income Tax Provision..............................................        1         1         1
                                                                     ------    ------    ------
      Net Income (Loss)...........................................   $  118    $ (141)   $   44
                                                                     ------    ------    ------
                                                                     ------    ------    ------

Weighted Average Common Shares Outstanding........................    4,100     4,100     4,188

Net Income (Loss) Per Share.......................................   $ 0.03    ($0.03)   $ 0.01
                                                                     ------    ------    ------
                                                                     ------    ------    ------

                       See Notes to Financial Statements

                        PRESSURE PIPING COMPONENTS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MAY 31, 1995, 1994 AND 1993

                                                                      (IN THOUSANDS)
                                                 ---------------------------------------------------------
                                                  COMMON STOCK                             TREASURY STOCK
                                                 ---------------   PAID-IN   ACCUMULATED   ---------------
                                                 SHARES   AMOUNT   CAPITAL     DEFICIT     SHARES   AMOUNT
                                                 ------   ------   -------   -----------   ------   ------
Balance May 31, 1992...........................   4,615    $461    $11,803     $(9,510)     (324)   $(124 )
Purchase of Treasury Stock.....................    --      --        --         --          (190)     (59 )
Net Income.....................................    --      --        --             44      --       --
                                                 ------   ------   -------   -----------   ------   ------
Balance May 31, 1993...........................   4,615     461     11,803      (9,466)     (514)    (183 )
Net Loss.......................................    --      --        --           (141)     --       --
                                                 ------   ------   -------   -----------   ------   ------
Balance May 31, 1994...........................   4,615     461     11,803      (9,607)     (514)    (183 )
Net Income.....................................    --                              118
                                                 ------   ------   -------   -----------   ------   ------
Balance May 31, 1995...........................   4,615    $461    $11,803     $(9,489)     (514)   $(183 )
                                                 ------   ------   -------   -----------   ------   ------
                                                 ------   ------   -------   -----------   ------   ------

                       See Notes to Financial Statements

                        PRESSURE PIPING COMPONENTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED MAY 31,
                                                                     --------------------------
                                                                      1995      1994      1993
                                                                     ------    ------    ------
                                                                           (IN THOUSNADS)
Cash flows from operating activities:
Net income (loss).................................................   $  118    ($ 141)   $   44
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Gain on sale of investments.....................................     --         (19)     --
  (Increase) decrease in other assets.............................       (9)       31       (20)
  Increase (decrease) in accrued expenses.........................      (88)       84        (2)
                                                                     ------    ------    ------
    Net cash provided by (used in) operating activities...........       21       (45)       22
                                                                     ------    ------    ------
Cash flows from investing activity:
  Sale (purchase) of short-term investments.......................     --       1,346      (886)
                                                                     ------    ------    ------
    Net cash provided by (used in) investing activity.............     --       1,346      (886)
                                                                     ------    ------    ------
Cash flows from financing activity:
  Purchase of treasury stock......................................     --        --         (59)
                                                                     ------    ------    ------
    Net cash used in financing activity...........................     --        --         (59)
                                                                     ------    ------    ------
Net increase (decrease) in cash and cash equivalents..............       21     1,301      (923)
Cash and cash equivalents at beginning of year....................    2,583     1,282     2,205
                                                                     ------    ------    ------
Cash and cash equivalents at end of year..........................   $2,604    $2,583    $1,282
                                                                     ------    ------    ------
                                                                     ------    ------    ------

                       See Notes to Financial Statements

                        PRESSURE PIPING COMPONENTS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Earnings Per Share--Earnings per share are computed based on the weighted average number of common shares outstanding during each period.

    Cash and Cash Equivalents--Cash and cash equivalents for the purposes of reporting cash flows include cash on deposit and amounts due from a bank maturing within 90 days of purchase. The amounts due from bank are exposed to the credit risk of the bank.

    Investments--Investments with maturities between three and twelve months are considered to be short-term investments. Such investments are carried at cost, which approximates market. Cost in computing gain or loss on sales of investments is determined on a specific identification basis. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards Number 115 "Accounting for Certain investments in Debt and Equity Securities" which the Company adopted on June 1, 1994. The statement requires that marketable equity and debt securities be classified into three categories;
(i) held to maturity securities, (ii) trading securities and (iii) available for sale securities. Unrealized gains and losses resulting from available for sale securities are reported as a separate component of shareholders' equity. Unrealized gains and losses from trading securities are reported on the statement of operations. The Company did not have investments in debt or equity securities as of the date of adoption and, as such, the adoption had no effect on the financial statements.

    Income Taxes--Effective June 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As permitted under the new Statement, prior years' financial statements have not been restated. The cumulative effect of adopting this Statement as of June 1, 1993 was immaterial to net earnings.

2. INCOME TAXES

    The provision for income taxes consists of state income taxes of $1,000 for each of the years ended May 31, 1995, 1994 and 1993.

    The following is a reconciliation of the statutory income tax rate to the effective income tax rate.

                                                                        YEARS ENDED MAY 31,
                                                             ------------------------------------------
                                                                 1995           1994           1993
                                                             ------------   ------------   ------------
                                                             AMOUNT    %    AMOUNT    %    AMOUNT    %
                                                             ------   ---   ------   ---   ------   ---
                                                                           (IN THOUSANDS)
Federal tax provision (benefit) at statutory rate..........   $ 40     34    $(48)   (34)   $ 15     34
Loss not currently eligible for federal tax benefit
carryback..................................................                    48     34
Tax exempt interest........................................                                  (15)    34
Utilization of tax
  Loss carryforward........................................    (40)   (34)
State and local taxes on income............................      1      1       1      1       1      2
                                                             ------   ---   ------   ---   ------   ---
Provision for income taxes.................................   $  1      1    $  1      1    $  1      2
                                                             ------   ---   ------   ---   ------   ---
                                                             ------   ---   ------   ---   ------   ---

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At May 31, 1995 and 1994, the Company had deferred tax assets of $3,260,000 and $3,299,000 representing $9,587,000 and $9,704,000, respectively, of net operating loss carryforwards.

                        PRESSURE PIPING COMPONENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Of the $9,587,000 net operating loss carryforwards at May 31, 1995, $7,769,000 expires in the year 2000 and the balance in the years 2001 through 2010. A valuation allowance at May 31, 1995 and 1994 of $3,260,000 and $3,299,000,
respectively, has been recognized to offset the entire amount of the related deferred tax asset due to the uncertainty of realizing the benefit of the loss carryforwards. The reduction of the valuation allowance of $39,000 in 1995 resulted from utilization of net operating loss carryforwards.

3. TRANSACTIONS WITH HI-SHEAR INDUSTRIES INC.

    Certain Directors of the Company are executive officers of, and one Director owns more than ten percent of the outstanding common stock of, Hi-Shear Industries Inc.'(HSI)." HSI provides substantially all administrative services for the Company for which it charges the Company a management fee. Included in general and administrative costs are certain overhead charges from HSI of $18,000 per year for 1995, 1994 and 1993.

4. ACQUISITION COSTS

    The Company entered into negotiations during fiscal 1994 to purchase certain assets and the business of a company that was in bankruptcy reorganization. Such negotiations subsequently proved unsuccessful and the Company recognized incurred and estimated costs totaling $150,000 in 1994 in conjunction with this unsuccessful attempt. Actual costs of the unsuccessful negotiations were $90,000 resulting in a credit to income of $60,000 in 1995 to reflect the actual costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      DIRECTOR
        NAME                             PRINCIPAL OCCUPATION                       AGE    SINCE
- --------------------  -----------------------------------------------------------   ---    -----
Philip M. Slonim      Chairman of the Board of the Company. Private investor        75      1984
                      since 1981. Director of Hi-Shear Industries Inc. (former
                      parent of the Company).
David A. Wingate      President and Chief Executive of the Company since October    74      1984
                      1987. Chairman of the Board, Chief Executive (and President
                      since October 1987) of Hi-Shear Industries Inc. since 1977.
Victor J. Galgano     Vice President and Chief Financial Officer of the Company     52      1989
                      and of Hi-Shear Industries Inc. since 1989. Director of
                      Hi-Shear Industries Inc.
Harold L. Bernstein   Lawyer. Vice President, Genera Counsel and Secretary of the   74      1988
                      Company. General Counsel and Secretary (and Vice President
                      until 1986) of Hi-Shear Industries Inc. since 1977.
                      Director of Hi-Shear Industries Inc.
Arthur M. Winston     Investment Manager, Glickenhaus & Co. Director of Hi-Shear    51      1991
                      Industries Inc.

- ------------

David A. Wingate is the brother-in-law of Philip M. Slonim.

ITEM 11. EXECUTIVE COMPENSATION

    The Company's executive officers are employees of, and paid by, the Company's former parent.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security ownership of certain beneficial owners

    Set forth below is certain information concerning persons who beneficially own more than 5% of the Company's voting common stock, as of August 23, 1995:

                                                           AMOUNT       PERCENTAGE
                 NAME AND ADDRESS OF                    BENEFICIALLY      COMMON
                  BENEFICIAL OWNER                         OWNED          STOCK
                 ------------------                     ------------    ----------
David A. Wingate                                           1,100,000      26.83%
3333 New Hyde Park Road
North Hills, NY 11042
Mario J. Gabelli                                             272,371       6.64%
One Corporate Center
Rye, NY 10580
Philip M. Slonim                                             425,559      10.38%
Box 27835
San Diego, CA 92128
Herzog, Heine, Geduld, Inc.                                  264,314       6.45%
525 Washington Blvd.
Jersey City, NJ 07310

    (b) Security ownership of management

    The following table sets forth, as of August 23, 1995 all information concerning those directors who are beneficial owners of voting stock, and concerning all directors and officers of the Company as a group:


                                                      AMOUNT         PERCENTAGE
                NAME AND ADDRESS OF                BENEFICIALLY        COMMON
                 BENEFICIAL OWNER                     OWNED            STOCK
- -------------------------------------------------  ------------      ----------
David A. Wingate                                      1,100,000(1)     26.83%
Philip M. Slonim                                        425,559(2)     10.38%
Harold L. Bernstein                                      62,000(3)      1.51%
Directors and Officers as a Group
  (3 Persons including those named above)             1,587,559        38.72%

- ------------

(1) Mr. D.A. Wingate holds these shares as trustee of the Wingate Family Trust of 1980.

(2) Mr. Slonim and spouse hold these shares as trustees of revocable trusts.

(3) Includes shares owned by Mr. Bernstein's spouse.

    (c) Changes in control

    The Company knows of no contractual arrangements which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain Directors of the Company are Executive Officers of, and one Director owns more than ten percent of the outstanding common stock of, Hi-Shear Industries Inc. (HSI). See Note 3 of the Notes to Financial Statements for a description of transactions between the Company and HSI, which note is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements--See "Index to Financial Statements" in Part II
Item 8 herein.

    (a) (2) Financial Statement Schedules

    All schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements or notes thereto.

    (a) (3) Exhibits

    (a) Certificate of Incorporation of Company, filed with the Commission on August 27, 1985 and incorporated herein by reference.

    (c) By-Laws of Company, filed with the Commission on August 27, 1985 and incorporated herein by reference.

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRESSURE PIPING COMPONENTS, INC.


                                          BY:  /s/ Philip M. Slonim
                                              ...............................
                                                 Philip M. Slonim, Chairman

                                          By:  /s/ David A. Wingate
                                              ...............................
                                                 David A. Wingate, Director,
                                                 President & Chief Executive

                                          By:  /s/ Victor J. Galgano
                                              ................................
                                              Victor J. Galgano, Director, Vice
                                                 President & Chief Financial
                                                           Officer

Dated: August 25, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By  /s/ Harold L. Berstein
   ...................................
     Harold L. Bernstein, Director


                     .................
                          Dated:

By  /s/ Arthur M. Winston
   ...................................
      Arthur M. Winston, Director


                     .................
                          Dated: