Form 10-Q
period 1995-08-31
PRESSURE PIPING COMPONENTS INC
filed 1995-10-12
CIK 747675

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended August 31, 1995
                                                ---------------


                         Commission file number 0-12574
                                                -------


                         Pressure Piping Components, Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       A Delaware Corporation                I.R.S Employer Identification
                                           No.  11-2684265





             3333 New Hyde Park Road, North Hills, New York   11042


       Registrant's telephone number, including area code: (516) 365-4466




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes  X   No
                                                   ---     ---


         4,100,456 Common shares were outstanding as of October 9, 1995.

                        PRESSURE PIPING COMPONENTS, INC.
                        --------------------------------

                                      INDEX
                                      -----

                                                       Page
                                                      Number
                                                      ------

Part I. Financial Information:


     Item 1.  Financial Statements:

              Balance Sheets as of
                August 31, 1995 and May 31, 1995         1

              Statements of Operations for
                the three months ended
                ended August 31, 1995 and 1994           2

              Statements of Cash Flows
                for the three months ended
                August 31, 1995 and 1994                 3

              Notes to Financial Statements              4



     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                            5



Part II.  Other Information:


     Item 6.  Exhibits and Reports on Form 8-K           6

                    PRESSURE PIPING COMPONENTS, INC.
                             BALANCE SHEETS
                              (Unaudited)

                                                          (000 Omitted)
                                                    -------------------------
                                                       August 31,     May 31,
                                                         1995          1995
                                                    ----------    -----------
    ASSETS
Current assets:
  Cash and cash equivalents                            $2,638          $2,604
  Other                                                     -               9
                                                    ---------     -----------
    Total current assets                                2,638           2,613

Other assets                                                1               1
                                                    ---------     -----------
                                                       $2,639          $2,614
                                                    =========     ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses                                        $21             $22
                                                    ---------     -----------
    Total current liabilities                              21              22


Stockholders' equity:
  Common stock                                            461             461
  Paid-in capital                                      11,803          11,803
  Accumulated deficit                                  (9,463)         (9,489)
                                                    ---------     -----------
                                                        2,801           2,775
Less:  Treasury stock at cost                             183             183
                                                    ---------     -----------
    Total Stockholders' Equity                          2,618           2,592
                                                    ---------     -----------
                                                       $2,639          $2,614
                                                    =========     ===========
See notes to consolidated financial statements.

                          PRESSURE PIPING COMPONENTS, INC.
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                           (000 Omitted)
                                                    -------------------------
                                                         Three Months Ended
                                                    -------------------------
                                                             August  31,
                                                        1995           1994
                                                    ----------    -----------

  Investment income                                       $31            $24

  General and administrative expenses                       5              6
                                                    ----------    -----------
  INCOME BEFORE INCOME TAX PROVISION                       26             18

  Income tax provision                                      -              -
                                                    ----------    -----------
     NET INCOME                                           $26            $18
                                                    ==========    ===========

  Average Common shares outstanding                     4,100          4,100
                                                    ==========    ===========


  Net income per share                                   $.01             $-
                                                    ==========    ===========


  See notes to consolidated financial statements.

                        PRESSURE PIPING COMPONENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        (000 Omitted)
                                                    -------------------------
                                                      Three Months Ended
                                                    -------------------------
                                                            August 31,
                                                       1995           1994
                                                    ----------    -----------
Cash flows from operating activities:
  Net income                                              $26             $18
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Decrease in accrued expenses                         (1)             (1)
      Decrease in other assets                              9               -
                                                    ---------     -----------
        Net cash provided by operating
             activities                                    34              17


Cash and equivalents - beginning of year                2,604           2,583
                                                    ---------     -----------
Cash and equivalents - end of period                   $2,638          $2,600
                                                    =========     ===========

See notes to consolidated financial statements

                        PRESSURE PIPING COMPONENTS, INC.
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

     The accompanying finaincal statements of Pressure Piping Components, Inc. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. Certain amounts previously reported to stockholders have been reclassified to conform to the current period presentation; these reclassifications were not material in amount. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------



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

     While it remains the Company's intention to continue to explore investment opportunities, the current credit environment, as well as our own limited resources, has made this task a difficult one. At August 31, 1995, the Company had $2,638,000 of cash, cash equivalents - primarily bank time deposits. It is the intention of the Company to utilize these funds as well as obtainable debt instruments in financing a suitable acquisition.

     Investment income has increased in the current period due to an increase in interest rates.

     The Company has adequate working capital and investment income to fund general and administrative expenses.

PART II - OTHER INFORMATION
---------------------------




Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


     None.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         PRESSURE PIPING COMPONENTS, INC.





                         By: s/David A. Wingate
                             ----------------------------------
                             David A. Wingate, President




                         By: s/Victor J. Galgano
                             ----------------------------------
                             Victor J. Galgano, Vice President
                                & Chief Financial Officer





Date:  October 10, 1995
       ----------------