Form 10-Q
period 1995-11-30
PRESSURE PIPING COMPONENTS INC
filed 1996-01-11
CIK 747675

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


           For the quarterly period ended November 30, 1995
                                          -----------------





                    Commission file number 0-12574
                                           -------



                  Pressure Piping Components, Inc.
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



A Delaware Corporation      I.R.S. Employer Identification  11-2684265


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


4,100,456 Common shares were outstanding as of January 5, 1996.

                   PRESSURE PIPING COMPONENTS, INC.

                                 INDEX





                                                       Page
                                                      Number
                                                      ------

Part I. Financial Information:


     Item 1.  Financial Statements:

              Balance Sheets as of
                November 30, 1995 and May 31, 1995       1

              Statements of Operations for
                the three and six month periods
                ended November 30, 1995 and 1994         2

              Statements of Cash Flows
                for the six month periods ended
                November 30, 1995 and 1994               3

              Notes to Financial Statements              4



     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                            5



Part II.  Other Information:


     Item 6.  Exhibits and Reports on Form 8-K           6

                    PRESSURE PIPING COMPONENTS, INC.
                             BALANCE SHEETS
                              (Unaudited)


                                                           (000 Omitted)
                                                    -------------------------
                                                    November 30,       May 31,
                                                       1995             1995
                                                    -----------        ------

    ASSETS
Current assets:
  Cash and equivalents                                 $2,635          $2,604
  Other                                                     -               9
                                                       ------          ------
    Total current assets                                2,635           2,613

Other assets                                                1               1
                                                       ------          ------
                                                       $2,636          $2,614
                                                       ======          ======


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses                                         $5             $22
                                                       ------          ------
    Total current liabilities                               5              22


Stockholders' equity:
  Common stock                                            461             461
  Paid-in capital                                      11,803          11,803
  Accumulated deficit                                  (9,450)         (9,489)
                                                       ------          ------
                                                        2,814           2,775
Less:  Treasury stock at cost                             183             183
                                                       ------          ------
    Total Stockholders' Equity                          2,631           2,592
                                                       ------          ------
                                                       $2,636          $2,614
                                                       ======          ======


See notes to consolidated financial statements.

                       PRESSURE PIPING COMPONENTS, INC.
                           STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      (000 Omitted)
                                       -----------------------------------------
                                       Three Months Ended       Six Months Ended
                                       ------------------       ----------------
                                          November 30,            November 30,
                                       ------------------       ----------------
                                        1995        1994         1995      1994
                                       ------      ------       ------    ------


Investment income                        $29         $26          $60       $50

General and administrative expenses       16           9           21        15
                                       ------      ------       ------    ------

INCOME BEFORE INCOME TAX PROVISION        13          17           39        35

Income tax provision                       -           -            -         -
                                       ------      ------       ------    ------

           NET INCOME                    $13         $17          $39       $35
                                       ======      ======       ======    ======


Average common shares outstanding                               4,100     4,100
                                                                ======    ======


Net income per share                   $   -      $   -         $  .01    $  .01
                                       ======      ======       ======    ======


See notes to financial statements.

                           PRESSURE PIPING COMPONENTS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                (000 Omitted)
                                                               Six Months Ended
                                                               ----------------
                                                                 November 30,
                                                               ----------------
                                                                 1995     1994
                                                               --------  ------
Cash flows from operating activities:
   Net income                                                       $39     $35
   Adjustments to reconcile net earnings
     to net cash provided (used) by
     operating activities:
        Decrease in accrued expenses                                (17)    (48)
        Decrease in other assets                                      9       -
                                                                 ------  ------
          Net cash provided by (used in) operating
                activities                                           31     (13)

Cash and equivalents - beginning of year                          2,604   2,583
                                                                 ------  ------
Cash and equivalents - end of period                             $2,635  $2,570
                                                                 ======  ======






See notes to consolidated financial statements

                    PRESSURE PIPING COMPONENTS, INC

                     NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

     The accompanying financial statements of Pressure Piping Components, Inc. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. Certain amounts previously reported to stockholders have been reclassified to conform to the current period presentation; these reclassifications were not material in amount. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1995.

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

     While it remains the Company's intention to continue to explore investment opportunities, the current credit environment, as well as our own limited resources has made this task a difficult one. At November 30, 1995, the Company had $2,635,000 of cash, cash equivalents - primarily bank time deposits. It is the intention of the Company to utilize these funds as well as obtainable debt instruments in financing a suitable acquisition.

     Investment income has increased in the current period due to an increase in interest rates.

     The Company has adequate working capital and investment income to fund general and administrative expenses.

PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K


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





Date:  January 5, 1996
       ---------------