Form 10-Q
period 1996-02-29
PRESSURE PIPING COMPONENTS INC
filed 1996-04-11
CIK 747675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended February 29, 1996
                                               -----------------



                         Commission file number 0-12574
                                                -------


                        Pressure Piping Components, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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


4,100,576 Common shares were outstanding as of April 8, 1996.

                        PRESSURE PIPING COMPONENTS, INC.

                                      INDEX





                                                                           Page
                                                                          Number
                                                                          ------

Part I. Financial Information:


     Item 1.   Financial Statements:

               Balance Sheets as of
                 February 29, 1996 and May 31, 1995 . . . . . . . . . . . . .  1

               Statements of Operations for
                 the three and nine month periods ended
                 February 29, 1996 and February 28, 1995  . . . . . . . . . .  2

               Statements of Cash Flows
                 for the nine months ended
                 February 29, 1996 and February 28, 1995  . . . . . . . . . .  3

               Notes to Financial Statements  . . . . . . . . . . . . . . . .  4



     Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations  . . . . . . . . . . . . . . . . . . . . . . .  5



Part II.  Other Information:


     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  6

                         PRESSURE PIPING COMPONENTS, INC.
                                  BALANCE SHEETS
                                   (Unaudited)


                                                        (000 Omitted)
                                                   -----------------------
                                                   February 29,   May 31,
                                                      1996          1995
                                                   ----------    ---------

ASSETS

Current assets:
  Cash and equivalents                                $2,645        $2,604
  Other                                                    -             9
                                                   ----------    ---------
    Total current assets                               2,645         2,613

Other assets                                               1             1
                                                   ----------    ---------
                                                      $2,646        $2,614
                                                   ----------    ---------



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                        $-           $22
                                                   ----------    ---------

    Total current liabilities                              -            22


Stockholders' equity:
  Common stock, $.10 par value                           461           461
  Paid-in capital                                     11,803        11,803
  Accumulated deficit                                  9,435        (9,489)
                                                   ----------    ---------
                                                       2,829         2,775
Less:  Treasury stock at cost                            183           183
                                                   ----------    ---------
    TOTAL STOCKHOLDERS' EQUITY                         2,646         2,592
                                                   ----------    ---------
                                                      $2,646        $2,614
                                                   ==========    =========



See notes to financial statements.

                         PRESSURE PIPING COMPONENTS, INC.
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                    (000 Omitted)
                                     ----------------------------------------
                                       Three Months Ended   Nine Months Ended
                                     -------------------- -------------------
                                      Feb. 29,  Feb. 28,  Feb. 29,  Feb. 28,
                                     -------------------- -------------------
                                        1996      1995      1996      1995
                                     --------- ---------- --------- ---------


Investment income                          $28       $27       $88       $77

General and administrative expenses         13         7        34        22
                                     --------- ---------- --------- ---------


INCOME BEFORE INCOME PROVISION              15        20        54        55

Income tax provision                         -         -         -         -
                                     --------- ---------- --------- ---------

           NET INCOME                      $15       $20       $54       $55
                                     ========= ========== ========= =========


Average common shares outstanding                            4,100     4,100
                                                          ========= =========


Net income per share                        $-        $-      $.01  $     .01
                                     ========= ========== ========= =========



See notes to financial statements.

                        PRESSURE PIPING COMPONENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          (000 Omitted)
                                                      ---------------------
                                                        Nine Months Ended
                                                      ---------------------
                                                       Feb. 29,   Feb. 28,
                                                         1996       1995
                                                      ---------- ----------
Cash flows from operating activities:
  Net earnings                                              $54        $55
  Adjustments to reconcile net earnings
    to net cash used by operating activities:
      Decrease in accrued expenses                          (22)       (48)
      Decrease in other assets                                9          -
                                                      ---------- ----------
        Net cash provided by operating activities            41          7


Cash and equivalents at beginning of year                 2,604      2,583
                                                      ---------- ----------

Cash and equivalents at end of period                    $2,645     $2,590
                                                      ========== ==========



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

     While it remains the company's intention to continue to explore investment opportunities, the current credit environment, as well as our own limited resources, has made this task a difficult one. At February 29, 1996, the Company had $2,645,000 of cash, cash equivalents - primarily bank time deposits. It is the intention of the Company to utilize these funds as well as obtainable debt instruments in financing a suitable acquisition.

     Investment income has increased in the current period due to an increase in interest rates.

     The Company has adequate working capital and investment income to fund general and administrative expenses.

PART II - OTHER INFORMATION
- ---------------------------



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------


     None.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRESSURE PIPING COMPONENTS, INC.



                                        By:  /s/ David A. Wingate
                                             -----------------------------------
                                             David A. Wingate, President



                                        By:  /s/ Victor J. Galgano
                                             -----------------------------------
                                             Victor J. Galgano, Vice President
                                               & Chief Financial Officer



Date:  April 8, 1996
       -------------