Form 10-K
period 1996-05-31
PRESSURE PIPING COMPONENTS INC
filed 1996-08-29
CIK 747675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                     For the fiscal year ended May 31, 1996

                           Commission File No. 0-12574


                        PRESSURE PIPING COMPONENTS, INC.


          A Delaware Corporation        I.R.S. Employer Identification
                                         No. 11-2684265


                 3333 New Hyde Park Road, North Hills, NY 11042

Registrant's telephone number, including area code: (516) 365-4466


                            ------------------------


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

On August 5, 1996, 4,100,456 shares of the Registrant's Common Stock were outstanding. Of these shares, 1,587,559 were held by persons who may be deemed to be affiliates. The 2,512,897 shares held by non affiliates had an aggregate market value (based on the average market bid and ask price of these shares on the Over-the-Counter Market of $.46 a share) of $1,156,000.

                       Documents Incorporated By Reference
                                      None

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

                                Bid      Asked
                             -------------------
Fiscal 1996                  High  Low High  Low
- -----------                  --------- ---------
First Quarter                $.38 $.38 $.56 $.56
Second Quarter                .38  .38  .56  .56
Third Quarter                 .38  .38  .56  .56
Fourth Quarter                .38  .38  .56  .56
Fiscal 1995
- -----------
First Quarter                $.38 $.38 $.56 $.56
Second Quarter                .38  .38  .56  .56
Third Quarter                 .38  .38  .56  .56
Fourth Quarter                .38  .38  .56  .56

     The Company has no present intention to pay dividends on its common stock and does not anticipate a change in the policy in the foreseeable future.

     As of August 23, 1996, there were approximately 1,400 holders of record of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected financial information of the Company for the five years ended May 31, 1996. This information should be read in conjunction with the Financial Statements and notes thereto, and the business background information provided under Item I.

                                    Year Ended May 31,
                      -------------------------------------------
                         1996     1995      1994      1993    1992
                         ----     ----      ----      ----    ----

                             (In thousands, except per share data)

Investment Income        $108     $107       $65      $100     $122

Income (Loss) Before
  Income Tax provision    $54     $119     $(140)      $45      $59

Net Income (Loss)         $47     $118     $(141)      $44      $55

Average Common
  Shares Outstanding    4,100    4,100     4,100     4,188    4,400

Net Income (Loss)
  Per Common Share       $.01     $.03     $(.03)     $.01     $.01

Total Assets           $2,659   $2,614    $2,584    $2,641   $2,658


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

     While it has been the Company's intention to explore investment opportunities, our limited resources has made this task a difficult one. At May 31, 1996, the Company had $2,658,000 of cash and cash equivalents, primarily bank time deposits. If a suitable investment opportunity does not develop, the Company may seek shareholder approval to dissolve the Company.

     Investment income has remained stable over the past two years reflecting both consistent levels of cash invested and interest rates. Investment income declined in 1994 due to an overall decline in interest rates and levels of cash invested.

     The Company has adequate working capital and investment income to fund general and administrative expenses.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PRESSURE PIPING COMPONENTS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants                                              5
Financial Statements -
  Balance Sheets                                                               6
  Statements of Operations                                                     7
  Statements of Stockholders' Equity                                           8
  Statements of Cash Flows                                                     9
  Notes to Financial Statements                                            10-12

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders of
Pressure Piping Components, Inc.

     We have audited the financial statements of Pressure Piping Components, Inc., as of May 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pressure Piping Components, Inc. as of May 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.





                                 COOPERS & LYBRAND L.L.P.







Melville, New York
August 1, 1996

                       PRESSURE PIPING COMPONENCOMPONENTS, INC.
                                 BALANCE SHEETS



                                                                MAY 31,
                                                       ------------------------
    ASSETS                                               1996           1995
                                                       ---------       --------
                                                              (IN THOUSANDS)
                                                       ------------------------
Current Assets:
   Cash and Cash Equivalents                             $2,658         $2,604
   Other                                                      -              9
                                                       ---------       --------
        Total Current Assets                              2,658          2,613
Other Assets                                                  1              1
                                                       ---------       --------
        Total Assets                                     $2,659         $2,614
                                                       =========       ========


     LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Accrued Expenses                                         $20            $22
                                                       ---------       --------
        Total Current Liabilities                            20             22
                                                       ---------       --------


Stockholders' Equity:
   Preferred Stock $1.00 Par Value:
   Authorized - 500,000 Shares;
       Issued - None                                          -              -
   Common Stock $.10 Par Value:
   Authorized 10,000,000 Shares;
       Issued 4,614,539 Shares                              461            461
   Paid-In Capital                                       11,803         11,803
   Accumulated Deficit                                   (9,442)        (9,489)
                                                       ---------       --------
                                                          2,822          2,775
   Less:  Treasury Stock - at cost (514,083
       Shares)                                              183            183
                                                       ---------       --------
        Total Stockholders' Equity                        2,639          2,592
                                                       ---------       --------
        Total Liabilities and Stockholder's Equity       $2,659         $2,614
                                                       =========       ========




See Notes to Financial Statements


                                     PRESSURE PIPING COMPONENTS, INC.
                                         STATEMENTS OF OPERATIONS


                                                                      YEARS ENDED MAY 31,
                                                              ---------------------------------
                                                               1996         1995         1994
                                                              -------      -------      -------
                                                                 (IN THOUSANDS, EXCEPT PER
                                                                             SHARE DATA)
                                                              ---------------------------------
Investment Income                                               $108         $107          $65

Operating Expenses (Income)
   General and Administrative Expenses                            54           48           55
   Acquisition Costs (Note 4)                                      -          (60)         150
                                                              -------      -------      -------
                                                                  54          (12)         205
                                                              -------      -------      -------

      Income (Loss) Before Income Tax Provision                   54          119         (140)

Income Tax Provision                                               7            1            1
                                                              -------      -------      -------

     Net Income (Loss)                                           $47         $118        ($141)
                                                              =======      =======      =======


Weighted Average Common Shares Outstanding                     4,100        4,100        4,100


Net Income (Loss) Per Share                                    $0.01        $0.03       ($0.03)
                                                              =======      =======      =======





See Notes to Financial Statements

                         PRESSURE PIPING COMPONENTS, INC.
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended May 31, 1996, 1995 and 1994


                                            (In Thousands)
                        -------------------------------------------------------------
                           Common Stock     Paid-In  Accumulated     Treasury Stock
                        ----------------                            ---------------
                        Shares    Amount    Capital    Deficit      Shares   Amount
                        ------    ------    -------    -------      ------   ------
Balance May 31, 1993    4,615      $461     $11,803   $(9,466)       (514)   $(183)
Net Loss                    -         -        -         (141)          -        -
                        ------    ------    -------    -------      ------   ------
Balance May 31, 1994    4,615       461      11,803    (9,607)       (514)    (183)
Net Income                  -         -        -         118            -        -
                        ------    ------    -------    -------      ------   ------
Balance May 31, 1995    4,615       461      11,803    (9,489)       (514)    (183)
Net Income                  -         -        -         47             -        -
                        ------    ------    -------    -------      ------   ------
Balance May 31, 1996    4,615      $461     $11,803   $(9,442)       (514)   $(183)
                        ------    ------    -------    -------      ------   ------
                        ------    ------    -------    -------      ------   ------




See Notes to Financial Statements

                                      PRESSURE PIPING COMPONENTS, INC.
                                          STATEMENTS OF CASH FLOWS



                                                                     YEARS ENDED MAY 31,
                                                              -------------------------------------
                                                                1996          1995          1994
                                                              ---------     ---------      --------
                                                                       (IN THOUSANDS)
                                                              -------------------------------------
Cash flows from operating activities:
      Net income (loss)                                            $47          $118         ($141)
      Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
         Gain on sale of investments                                 -             -           (19)
          Decrease (increase) in other assets                        9            (9)           31
          (Decrease) increase in accrued expenses                   (2)          (88)           84
                                                              ---------     ---------      --------
              Net cash provided by (used in)
                operating activities                                54            21           (45)
                                                              ---------     ---------      --------

Cash flows from investing activity:
      Sale of short-term investments                                 -             -         1,346
                                                              ---------     ---------      --------
              Net cash provided by investing
                 activity                                            -             -         1,346
                                                              ---------     ---------      --------

Net increase in cash and cash equivalents                           54            21         1,301
Cash and cash equivalents at beginning of year                   2,604         2,583         1,282
                                                              ---------     ---------      --------
Cash and cash equivalents at end of year                        $2,658        $2,604         $2,583
                                                              =========     =========      ========





See Notes to Financial Statements

                        PRESSURE PIPING COMPONENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Earnings Per Share - Earnings per share are computed based on the weighted average number of common shares outstanding during each period.

     Cash and Cash Equivalents - Cash and cash equivalents for the purposes of reporting cash flows include cash on deposit and amounts due from a bank maturing within 90 days of purchase. The cash balances on deposit are held principally at one financial institution and exceed insurable amounts. The Company believes it mitigates its risks by investing in or through a major financial institution. Cash and cash equivalents are reflected in the accompanying balance sheet at amounts considered by management to reasonably approximate fair value.

     Investments - Investments with maturities between three and twelve months are considered to be short-term investments. Such investments are carried at cost, which approximates market. Cost in computing gain or loss on sales of investments is determined on a specific identification basis. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which the Company adopted on June 1, 1994. The statement requires that marketable equity and debt securities be classified into three categories;
(i) held to maturity securities, (ii) trading securities and (iii) available for sale securities. Unrealized gains and losses resulting from available for sale securities are reported as a separate component of shareholders' equity. Unrealized gains and losses from trading securities are reported on the statement of operations. The Company did not have investments in debt or equity securities as of the date of adoption and, as such, the adoption had no effect on the financial statements.

     Income Taxes - Effective June 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes." As permitted under the new Statement, prior years' financial statements have not been restated. The cumulative effect of adopting this Statement as of June 1, 1993 was immaterial to the net loss for the period.

     Other - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue
                                      -10-

                        PRESSURE PIPING COMPONENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


and expenses during the reporting period. The most significant assumptions and estimates relate to income taxes. Actual results could differ from those estimates.


2.  INCOME TAXES

     The provision for income taxes consists of state income taxes of $7,000, $1,000 and $1,000 for each of the years ended May 31, 1996, 1995 and 1994, respectively.

     The following is a reconciliation of the statutory income tax rate to the effective income tax rate.


                                   Years Ended May 31,
                         -----------------------------------------
                            1996           1995           1994
                         -----------    -----------    ------------
                         Amount   %     Amount   %     Amount    %
                         ------ ----    ------ ----    ------  ----
                                     (In Thousands)
                         --------------------------------------
Federal tax provision
   (benefit) at
   statutory rate ...       $16   34       $40   34    $(48)(34)
Loss not currently
   eligible for
   federal tax
   benefit carryback.                                    48  34
Utilization of tax
   Loss carryforward        (16) (34)      (40) (34)
State and local taxes
   on income ........         7   15         1    1       1   1
                          ----- ----    ------ ----  ------ ---
Provision for income
   taxes ............        $7   15        $1    1      $1   1
                          ===== ====    ====== ====  ====== ===


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At May 31, 1996 and 1995, the Company had deferred tax assets of $3,244,000 and $3,260,000 representing $9,541,000 and $9,587,000, respectively, of net operating loss

                        PRESSURE PIPING COMPONENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


carryforwards. Of the $9,541,000 of net operating loss carryforwards at May 31, 1996, $7,723,000 expires in the year 2000 and the balance in the years 2001 through 2010. A valuation allowance at May 31, 1996 and 1995 of $3,244,000 and $3,260,000, respectively, has been recognized to offset the entire amount of the related deferred tax asset due to the uncertainty of realizing the benefit of the loss carryforwards.

The reduction of the valuation allowance of $16,000 in 1996 resulted from utilization of net operating loss carryforwards.

3.   TRANSACTIONS WITH HI-SHEAR INDUSTRIES INC.

     Certain Directors of the Company are executive officers of, and one Director owns more than ten percent of the outstanding common stock of, Hi-Shear Industries Inc. ("HSI"). HSI provides substantially all administrative services for the Company for which it charges the Company a management fee. Included in general and administrative costs are certain overhead charges from HSI of $18,000 per year for 1996, 1995 and 1994.


4.   ACQUISITION COSTS

     The Company entered into negotiations during fiscal 1994 to purchase certain asets and the business of a company that was in bankruptcy reorganization. Such negotiations subsequently proved unsuccessful and the Company recognized incurred and estimated costs totaling $150,000 in 1994 in conjunction with this unsuccessful attempt. Actual costs of the unsuccessful negotiations were $90,000 resulting in a credit to income of $60,000 in 1995 to reflect the actual costs.

                        PRESSURE PIPING COMPONENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                                          Director
Name          Principal Occupation                   Age   Since
- ----          --------------------                   ---  --------


Philip M.     Chairman of the Board of the            76    1984
Slonim        Company.  Private investor
              since 1981.  Director of Hi-Shear
              Industries Inc. (former parent of
              the Company).

David A.      President and Chief Executive of the    75    1984
Wingate       Company since October 1987.  Chair-
              man of the Board, Chief Executive
              (and President since October 1987)
              of Hi-Shear Industries Inc. since
              1977.

Victor J.     Vice President and Chief Financial      53    1989
Galgano       Officer of the Company and of Hi-Shear
              Industries Inc. since 1989.  Director
              of Hi-Shear Industries Inc.

Harold L.     Lawyer.  Vice President, General        75     1988
Bernstein     Counsel and Secretary of the
              Company.  General Counsel and
              Secretary (and Vice President
              until 1986) of Hi-Shear Industries
              Inc. since 1977.  Director of Hi-
              Shear Industries Inc.

                        PRESSURE PIPING COMPONENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


Arthur M.     Investment Manager, Glickenhaus         52     1991
Winston       & Co.  Director of Hi-Shear
              Industries Inc.

              David A. Wingate is the brother-in-
              law of Philip M. Slonim.


ITEM 11.  EXECUTIVE COMPENSATION

      The Company's executive officers are employees of, and paid by, the Company's former parent.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  Security ownership of certain beneficial owners

     Set forth below is certain information concerning persons who beneficially own more than 5% of the Company's voting common stock, as of August 23, 1996:

                                      AMOUNT          PERCENTAGE
NAME AND ADDRESS OF                 BENEFICIALLY        COMMON
OF BENEFICIAL OWNER                    OWNED            STOCK
- -------------------                    -----            -----

David A. Wingate                      1,100,000         26.83%
3333 New Hyde Park Road
North Hills, NY 11042

Philip M. Slonim                        425,559         10.38%
Box 27835
San Diego, CA 92128

Mario J. Gabelli                        272,371          6.64%
One Corporate Center
Rye, NY 10580

Herzog, Heine, Geduld, Inc.             264,314          6.45%
525 Washington Blvd.
Jersey City, NJ 07310

                        PRESSURE PIPING COMPONENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


(b) Security ownership of management

     The following table sets forth, as of August 23, 1996 all information concerning those directors who are beneficial owners of voting stock, and concerning all directors and officers of the Company as a group:

                                           Amount      Percentage
Name and address of                     Beneficially     Common
Beneficial Owner                           Owned         Stock
- ----------------                        ------------   ----------

David A. Wingate                      1,100,000(1)        26.83%
Philip M. Slonim                        425,559(2)        10.38%
Harold L. Bernstein                      62,000(3)         1.51%
Directors and Officers as a
  Group (3 Persons including
  those named above)                     1,587,559        38.72%


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

                        PRESSURE PIPING COMPONENTS, INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements - See "Index to Financial Statements" in Part II
          Item 8 herein.
(a) (2)   Financial Statement Schedules


All schedules have been omitted because they are inapplicable, not required, or the required information is included elsewhere in the financial statements or notes thereto.

(a) (3)   Exhibits

               (a) Certificate of Incorporation of Company, filed with the Commission on August 27, 1985 and incorporated herein by reference.

               (c) By-Laws of Company, filed with the Commission on August 28, 1985 and incorporated herein by reference.


(b)   Reports on Form 8-K

          None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRESSURE PIPING COMPONENTS, INC.


                              By
                                 ----------------------------
                                 Philip M. Slonim, Chairman


                              By
                                 ---------------------------
                                 David A. Wingate, Director,
                                 President & Chief Executive


                              By
                                 ---------------------------
                                 Victor J. Galgano, Director,
                                 Vice President & Chief
                                    Financial Officer


Dated: August 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     By                                     Dated:
        -----------------------------
        Harold L. Bernstein, Director


     By                                     Dated:
        -----------------------------
        Arthur M. Winston, Director