Form 10-Q
period 1996-08-31
PRESSURE PIPING COMPONENTS INC
filed 1996-10-10
CIK 747675

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                          SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended August 31, 1996
                                                 ---------------


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


          4,100,456 Common shares were outstanding as of October 9, 1996.

                         PRESSURE PIPING COMPONENTS, INC.
                         --------------------------------

                                       INDEX
                                       -----





                                                         Page
                                                        Number
                                                        ------

  Part I. Financial Information:


       Item 1.  Financial Statements:

                Balance Sheets as of
                  August 31, 1996 and May 31, 1996         1

                Statements of Operations for
                  the three months ended
                  ended August 31, 1996 and 1995           2

                Statements of Cash Flows
                  for the three months ended
                  August 31, 1996 and 1995                 3

                Notes to Financial Statements              4



       Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                            5


  Part II.  Other Information:

       Item 6.  Exhibits and Reports on Form 8-K           6

                               PRESSURE PIPING COMPONENTS, INC.
                                          BALANCE SHEETS
                                           (Unaudited)


                                                            (000 Omitted)
                                                    --------------------------
                                                    August 31,          May 31,
                                                       1996              1996
                                                    ----------        --------

     ASSETS
 Current assets:
   Cash and cash equivalents                          $2,678            $2,658
                                                    --------          --------
     Total current assets                              2,678             2,658

 Other assets                                              1                 1
                                                     -------           -------
                                                      $2,679            $2,659
                                                     =======           =======



     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accrued expenses                                      $21               $20
                                                      ------            ------

     Total current liabilities                            21                20



 Stockholders' equity:
   Common stock                                          461               461
   Paid-in capital                                    11,803            11,803
   Accumulated deficit                                (9,423)           (9,442)
                                                     --------          --------
                                                       2,841             2,822
 Less:  Treasury stock at cost                           183               183
                                                     -------           -------
     Total Stockholders' Equity                        2,658             2,639
                                                     -------           -------
                                                      $2,679            $2,659
                                                     =======           =======





 See notes to consolidated financial statements.

                         PRESSURE PIPING COMPONENTS, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)





                                                         (000 Omitted)
                                                     -----------------
                                                     Three Months Ended
                                                     -------------------

                                                           August 31,
                                                        1996        1995
                                                      --------     -------

 Investment income                                      $27           $31

 General and administrative expenses                      8            5
                                                      ------       ------


 INCOME BEFORE INCOME TAX PROVISION                       19          26

 Income tax provision                                      -           -
                                                      -------     -------


    NET INCOME                                           $19         $26
                                                      =======     =======

 Average Common shares outstanding                     4,100       4,100
                                                      =======     =======



 Net income per share                                    $-        $.01
                                                      ======     ======

 See notes to consolidated financial statements.

                             PRESSURE PIPING COMPONENTS, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                            (000 Omitted)
                                                         Three Months Ended
                                                         ------------------

                                                            August 31,
                                                        1996         1995
                                                      ---------    ---------
 Cash flows from operating activities:
     Net income                                          $19            $26


     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Increase (Decrease) in accrued expenses         1             (1)
           Decrease in other assets                        -              9
                                                       ------        ------
             Net cash provided by operating
                    activities                            20             34




 Cash and equivalents - beginning of year              2,658          2,604
                                                     -------        -------
 Cash and equivalents - end of period                 $2,678         $2,638
                                                     =======        =======



 See notes to consolidated financial statements

                         PRESSURE PIPING COMPONENTS, INC.
                         --------------------------------

                           NOTES TO FINANCIAL STATEMENTS


  Note A - Basis of Presentation

       The accompanying finaincal statements of Pressure Piping Components, Inc. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of Operations for the fiscal year. Certain amounts previously reported to stockholders have been reclassified to conform to the current period presentation; these reclassifications were not material in amount. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 1996.

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

       While it has been the Company's intention to explore investment opportunities, our limited resources has made this task a difficult one. At August 31, 1996, the Company had $2,678,000 of cash and cash equivalents, primarily bank time deposits. If a suitable investment opportunity does not develop, the Company intends to seek shareholder approval to dissolve the Company.

       Investment income has remained stable over the past two periods reflecting both consistent levels of cash invested and interest rates.

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




  Date:  October 6, 1996
         ---------------