Form 10-Q
period 1996-11-30
PRESSURE PIPING COMPONENTS INC
filed 1997-01-08
CIK 747675

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended NOVEMBER 30, 1996
                                               -----------------




                         Commission file number 0-12574
                                                -------


                       PRESSURE PIPING COMPONENTS, INC.
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

4,100,456 Common shares were outstanding as of January 6, 1997.

                        PRESSURE PIPING COMPONENTS, INC.

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------
Part I. Financial Information:


     Item 1.  Financial Statements:

              Balance Sheets as of
                November 30, 1996 and May 31, 1996                      1

              Statements of Operations for
                the three and six month periods
                ended November 30, 1996 and 1995                        2

              Statements of Cash Flows
                for the six month periods ended
                November 30, 1996 and 1995                              3

              Notes to Financial Statements                             4


     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                           5


Part II.  Other Information:


     Item 6.  Exhibits and Reports on Form 8-K                          6

                    PRESSURE PIPING COMPONENTS, INC.
                             BALANCE SHEETS
                              (Unaudited)


                                                             (000 Omitted)
                                                         ----------------------
                                                         November 30,   May 31,
                                                             1996         1996
                                                         ----------    --------

    ASSETS
Current assets:
  Cash and cash equivalents                                 $2,685       $2,658
                                                        ----------     --------
    Total current assets                                     2,685        2,658

Other assets                                                     1            1
                                                        ----------     --------
                                                            $2,686       $2,659
                                                        ----------     --------
                                                        ----------     --------


    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued expenses                                              $9          $20
                                                        ----------     --------

    Total current liabilities                                    9           20


Stockholders' equity:
  Common stock                                                 461          461
  Paid-in capital                                           11,803       11,803
  Accumulated deficit                                       (9,404)      (9,442)
                                                        ----------     --------
                                                             2,860        2,822
Less:  Treasury stock at cost                                  183          183
                                                        ----------     --------
    Total Stockholders' Equity                               2,677        2,639
                                                        ----------     --------
                                                            $2,686       $2,659
                                                        ----------     --------
                                                        ----------     --------




See notes to consolidated financial statements.

                         PRESSURE PIPING COMPONENTS, INC
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                (000 Omitted)
                                                ----------------------------------------------
                                                 Three Months Ended         Six Months Ended
                                                ---------------------   ----------------------
                                                    November 30,               November 30,
                                                ---------------------   ----------------------
                                                 1996          1995       1996          1995
                                                -------     ---------   --------    ----------
Investment income                                   $26           $29        $53           $60

General and administrative expenses                   7            16         15            21
                                                -------      --------    -------      --------

INCOME BEFORE INCOME TAX PROVISION                   19            13         38            39

Income tax provision                                  -             -          -             -
                                                -------      --------    -------      --------

           NET INCOME                               $19           $13        $38           $39
                                                -------      --------    -------      --------
                                                -------      --------    -------      --------


Average common shares outstanding                                          4,100         4,100
                                                                         -------      --------
                                                                         -------      --------


Net income per share                            $     -      $      -    $   .01      $    .01
                                                -------      --------    -------      --------
                                                -------      --------    -------      --------



See notes to financial statements.

                        PRESSURE PIPING COMPONENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             (000 Omitted)
                                                         ---------------------
                                                           Six Months Ended
                                                         ---------------------
                                                             November 30,
                                                         ---------------------
                                                          1996          1995
                                                         -------     ---------
Cash flows from operating activities:
  Net income                                                 $38           $39
  Adjustments to reconcile net earnings
    to net cash provided (used) by
    operating activities:
      Decrease in accrued expenses                           (11)          (17)
      Decrease in other assets                                               9
                                                         -------     ---------
        Net cash provided by (used in) operating
         activities                                           27            31

Cash and equivalents - beginning of year                   2,658         2,604
                                                         -------     ---------
Cash and equivalents - end of period                      $2,685        $2,635
                                                         -------     ---------
                                                         -------     ---------



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


Note B - Subsequent Event

     At a special meeting of shareholders held December 10, 1996, a resolution to disolve the corporation was approved by a majority of the outstanding shares. It is expected that shareholders will receive the proceeds from the liquidation of Pressure Piping Components, Inc. in early January 1997.

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

     While it had been the Company's intention to explore investment opportunities, our limited resources made this task a difficult one. As a result, at a special meeting of shareholders held December 10, 1996, the Board of Directors sought and received approval of a majority of shareholders to dissolve the Company. At November 30, 1996, the Company had $2,685,000 of cash, cash equivalents - primarily bank time deposits. It is the intention of the Company to distribute these funds, net of any final expenses, to shareholders in early January 1997.

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





Date:  JANUARY 6, 1997
       ---------------